Form 10-K
period 2004-12-31
Chase Mortgage Finance Trust, Series 2004-S4
filed 2005-03-31
CIK 1288630

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2004

                  or

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission file number: 333-110968-02
                    ----------------------------------------

              CHASE MORTGAGE FINANCE CORPORATION (Issuer in respect
                of Chase Mortgage Finance Trust, Series 2004-S4)
                              (the "Certificates")
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                            52-1495132
          ------------------------------             ------------------
                 (State or other                      (I.R.S. Employer
          jurisdiction of incorporation)             Identification No.

    194 Wood Avenue South, Iselin, New Jersey              08830
    -----------------------------------------           -----------
     (Address of principal executive offices)            (Zip Code)

      Registrant's telephone number, including area code: (732) 205-0600

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes |_| No |X|

      State the aggregate market value of the voting stock held by non-affiliates of the registrant: The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within 60 days prior to the date of filing. Not Applicable.

Introductory Note

      This Annual Report on Form 10-K is filed pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, in the manner described in "no-action" letters submitted to the Office of Chief Counsel on behalf of the originators of comparable trusts, and, in particular, the letter dated May 24, 1988 issued by the Office of the Chief Counsel to Chemical Mortgage Securities, Inc. (currently known as Chase Funding, Inc.) an affiliate of the registrant (the "Exemption Order"). Accordingly, responses to certain items have been omitted from or modified in this Annual Report.

      Each Series (a "Series") of the Registrant's Multi-Class Mortgage Pass-Through Certificates (the "Certificates") represent beneficial ownership interests in a trust fund (for each Series a "Trust Fund") consisting, among other things, of a segregated pool of one- to four-family first-lien mortgage loans (the "Mortgage Loans").

PART I

Item 1. Business.

      Omitted.

Item 2. Properties.

      Information regarding the mortgaged properties is included in the Annual Statement of Compliance filed under Item 8 and Item 15 hereof.

Item 3. Legal Proceedings.

      The registrant knows of no material pending legal proceedings with respect to the Trust Fund for any Series, involving the registrant, Citibank N.A. (the "Trustee") or Chase Manhattan Mortgage Corporation (the "Servicer"), other than ordinary routine litigation incidental to duties of the registrant, Trustee or the Servicer under the Pooling and Servicing Agreement among Chase Mortgage Finance Corporation, Chase Manhattan Mortgage Corporation and Wachovia Bank, N.A., as trustee, dated as of April 1, 2004, for Multi-Class Mortgage Pass-Through Certificates, Series 2004-S4.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matter was submitted to a vote of Security Holders for any Series during the fiscal year covered by this report.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters and Issuer Purchases of Equity Securities.

      (a)   (1)   To the knowledge of the registrant, there is no established public market for the Certificates of any Series

            (2) To the knowledge of the registrant, there are no reported high and low bid quotations for any of the Certificates.

      (b) The records of the registrant indicate that as of December 31, 2004, Series 2004-S4 had 18 holders of record.

Item 6. Selected Financial Data.

      Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Not applicable.

Item 8. Financial Statements and Supplementary Data.

      In accordance with the Exemption Orders, the Annual Statement of Compliance and the Annual Independent Accountant's Reports for the Certificates for each Series are included herein as Exhibit 99.1 and 99.2, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

      None.

Item 9B. Other Information

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

      Omitted.

Item 11. Executive Compensation.

      Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The records of DTC indicate that as of December 31, 2004, there were the following holders of record with more than 5% of each class of Certificates:

---------------------------------------------------------------------------------------------------------------------------
Chase Mortgage Finance        Name & Address of Participant                                    Original              % of
Trust, Series 2004-S4                                                                          Certificate           Class
                                                                                               Principal Balance
---------------------------------------------------------------------------------------------------------------------------
A1                            00000901 The Bank of New York                                       $2,850,310          100%
                              One Wall Street
                              New York,  NY 10286
---------------------------------------------------------------------------------------------------------------------------
A2                            00000901 The Bank of New York                                         $626,280          100%
                              One Wall Street
                              New York,  NY 10286
---------------------------------------------------------------------------------------------------------------------------
A3                            00000908 Citibank, N.A.                                            $93,091,515          100%
                              3800 CITIBANK CENTER B3-15
                              Tampa, FL 33610
---------------------------------------------------------------------------------------------------------------------------
A4                            00002251 LaSalle Bank National Association                         $42,200,000          100%
                              135 South Lasalle Street
                              Chicago, IL 60603
---------------------------------------------------------------------------------------------------------------------------
A5                            00000161 MERRIL                                                     $2,009,523          100%
                              101 Hudson Street 9th Floor
                              Jersey City, NJ 07302
---------------------------------------------------------------------------------------------------------------------------
A6                            00000901 The Bank of New York                                      $23,322,000           25%
                              One Wall Street
                              New York,  NY 10286
---------------------------------------------------------------------------------------------------------------------------
                              00000908 Citibank, N.A.                                            $50,000,000           54%
                              3800 CITIBANK CENTER B3-15
                              Tampa, FL 33610
---------------------------------------------------------------------------------------------------------------------------
                              00000997 State Street Bank and Trust Company                       $10,000,000           11%
                              1776 Heritage Drive
                              Global Corporate Action Unit JAB 5NW
                              NO. QUINCY  MA 02171
---------------------------------------------------------------------------------------------------------------------------
                              00002163 Wachovia Bank N.A. - Phila. Main                           $5,000,000            5%
                              530 Walnut Street, 1st Floor
                              Philadelphia, PA 19101
---------------------------------------------------------------------------------------------------------------------------
                              00000901 The Bank of New York                                      $23,322,000           25%
                              One Wall Street
                              New York,  NY 10286
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Chase Mortgage Finance        Name & Address of Participant                                    Original          % of
Trust, Series 2004-S4                                                                          Certificate           Class
                                                                                               Principal Balance
---------------------------------------------------------------------------------------------------------------------------
                              00000908 Citibank, N.A.                                            $50,000,000           54%
                              3800 CITIBANK CENTER B3-15
                              Tampa, FL 33610
---------------------------------------------------------------------------------------------------------------------------
A7                            00000997 State Street Bank and Trust Company                       $10,000,000           29%
                              1776 Heritage Drive
                              Global Corporate Action Unit JAB 5NW
                              NO. QUINCY  MA 02171
---------------------------------------------------------------------------------------------------------------------------
                              00000025 WELLS BRKG                                                $25,000,000           71%
                              608 Second Avenue South, 5th Floor
                              Minneapolis, MN 55479
---------------------------------------------------------------------------------------------------------------------------
AP                            00000161 MERRIL                                                       $163,094       100.00%
                              101 Hudson Street 9th Floor
                              Jersey City, NJ 07302
---------------------------------------------------------------------------------------------------------------------------
AX                            00000352 Bear Stearns Securities Corp.                             $20,607,330          100%
                              One Metrotech Center North, 4th Floor
                              Brooklyn, NY 11201-3862
---------------------------------------------------------------------------------------------------------------------------
B1                            00000902 JPMorgan Chase Bank, National Association                  $1,800,000          100%
                              PROXY/CLASS ACTIONS/BANKRUPTCY
                              14201 DALLAS PKWY FL 12
                              Dallas, TX 75254
---------------------------------------------------------------------------------------------------------------------------
B2                            00000958 DESERET TRGA                                               $1,050,000          100%
                              TEWAY TOWER EAST
                              10 East South Temple Suite 470
                              Salt Lake City, UT 84133
---------------------------------------------------------------------------------------------------------------------------
M                             00000954 Mellon Trust of New England, NA                            $4,050,000          100%
                              525 William Penn Place, Suite 3418
                              Pittsburgh, PA 15259
---------------------------------------------------------------------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions

      Omitted.

Item 14. Principal Accounting Fees and Services

      Omitted.

Part IV

Item 15. Exhibits, Financial Statement Schedules

      (a) The following documents are filed as part of this Annual Report on Form 10-K.

            (3)   Exhibit Number   Description
                  --------------   -----------

                  31.1 Certification pursuant to Section 3203 of the Sarbanes-Oxley Act of 2002.

                  99.1 Report prepared by the Servicer's certified independent accountants concerning the Servicer's activities for the year-end December 31, 2004.

                  99.2             Servicer's Annual Statement of Compliance.

      (b)   See item 15(a)(3) above.

      (c)   Not Applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          CHASE MORTGAGE FINANCE CORP.,
          depositor


          By:  /s/ Thomas L. Wind
          ---------------------------------
           Name: Thomas L. Wind
            Title:  Co-Chief Executive Officer

Date:   March 30, 2005

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report.

                                INDEX TO EXHIBITS

Exhibit
Number      Description
------      -----------

31.1        Certification pursuant to Section 3203 of the Sarbanes-Oxley
            Act of 2002.

99.1 Report prepared by the Servicer's certified independent accountants concerning the Servicer's activities for the year-end December 31, 2004.

99.2        Servicer's Annual Statement of Compliance.